Form 10-K
period 2010-06-30
AMHEARST GLEN, INC.
filed 2011-08-30
CIK 1475036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

Commission file number: 333-164243

AMHEARST GLEN, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-1112480
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3481 Golden Creek Cir. Riverton, UT 84065
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 801-742-1543

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes      . No      .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes      . No      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No   X  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. S

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  . No      .

For the year ended June 30, 2010, the issuer had no revenues.

As of  June 30, 2010, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of June 30, 2010 was 5,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Amhearst Glen, Inc.

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Amhearst Glen, Inc.

PART 1

ITEM 1.  BUSINESS.

We were incorporated on September 29, 2009 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations date. Other than issuing shares to its original shareholder, we never commenced any operational activities.

We were formed by Lori Barland, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

Ms. Barland, elected to commence implementation of our principal business purpose, described below under “Plan of Operation". As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will utilize word of mouth to locate a merger or acquisition candidate.   The Company must locate a merger or acquisition candidate within 18 months of the effectiveness of this registration or refund investors funds as described herein. It is anticipated that the most likely consideration for such merger or acquisition will be in common stock of the Company.

The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We do not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

Number of Total Employees and Number of Full Time Employees

We are currently in the development stage. During this development period, we plan to rely exclusively on the services of our officer and director who will devote between 10 to 30 hours a month to establish business operations and perform or supervise the minimal services required at this time. We believe that our operations are currently on a small scale and manageable by us. There are no full or part-time employees. The responsibilities are mainly administrative at this time, as our operations are minimal.

ITEM 1A. RISK FACTORS.

LACK OF BLANK CHECK EXPERIENCE MAY LIMIT BUSINESS COMBINATIONS OR RESULT IN POOR ANALYSIS. Our officer has not served as an officer or director of a development stage company with the business purpose of acquiring a target business.  Her inexperience may affect her ability to adequately evaluate and successfully consummate a business combination.

RULE 419 LIMITATIONS MAY LIMIT BUSINESS COMBINATIONS.. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed. Before the acquisition can be completed and before the funds and securities can be released, the issuer in a blank check offering is required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, we are required to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must be given no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to remain investors or require the return of their investment funds. Any investor not making a decision within said period is automatically to receive a return of his investment funds.

Although investors may request the return of their investment funds in connection with the reconfirmation offering required by Rule 419, the Company's shareholders will not be afforded an opportunity specifically to approve or disapprove any particular transaction involving the purchase of Shares from management.

PROHIBITION TO SELL OR OFFER TO SELL SHARES IN ESCROW ACCOUNT MAY LIMIT LIQUIDITY. According to Rule 15g-8 as promulgated by the S.E.C. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it shall be unlawful for any person to sell or offer to sell Shares (or any interest in or related to the Shares) held in the Rule 419 escrow account other than pursuant to a qualified domestic relations order or by will or the laws of descent and distribution. As a result, contracts for sale to be satisfied by delivery of the Deposited Securities (e.g., contracts for sale on a when, as, and if issued basis) are prohibited.

DISCRETIONARY USE OF PROCEEDS; "BLANK CHECK" OFFERING LEADS TO UNCERTAINTY AS TO FUTURE BUSINESS SUCCESS. As a result of management's broad discretion with respect to the specific application of the net proceeds of this offering, this offering can be characterized as a "blank check" offering. Although substantially all of the net proceeds of this offering are intended generally to be applied toward effecting a Business Combination, such proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. There can be no assurance that determinations ultimately made by us relating to the specific allocation of the net proceeds of this offering will permit us to achieve its business objectives. See "Proposed Business."

REGULATIONS CONCERNING "BLANK CHECK" ISSUERS MAY LIMIT BUSINESS COMBINATIONS. The ability to register or qualify for sale the Shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or "blue sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as us, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, our selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the Shares have been registered.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS RESULTS IN NO ASSURANCE OF SUCCESS. We have no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS RESULTS IN NO ASSURANCE OF SUCCESS. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intends to seek business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of the our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

NO ACTIVE TRADING MARKET MAY MEAN THE SHARES ARE ILLIQUID.   The Company plans to have the stock listed on the OTC. There is no guarantee of active or any trading market will develop.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS MAY LIMIT POSSIBLE BUSINESS COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. There are relatively low barriers to entry and there is relative ease with which new competitors may enter the market as a blank check or shell company.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION . We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluations. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original shareholder, we never commenced any operational activities. Our search for acquisition or merger candidates is largely limited to word of mouth as any advertising could be deemed general solicitation therefore limiting the number of merger/acquisition candidates who may learn of our company. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY MAY LIMIT BUSINESS COMBINATIONS. While seeking a business combination, Ms. Barland anticipates devoting between 10 to 30 hours per month to our business. Our officer has not entered into written employment agreements with us and is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the combined limited experience and time commitment of our officer and director, loss of the services of any of these individuals would adversely affect our development of our business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST – MAY RESULT IN A LOSS OF BUSINESS. Our officer and director may in the future participate in other business ventures which compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officer and directors is involved in the management of any firm with which we transact business. The Company's Board of Directors has adopted a resolution which prohibits us from completing a merger with, or acquisition of, any entity in which our management serve as officer, director or partner, or in which he or his family members own or hold any ownership interest. We are not aware of any circumstances under which this policy could be changed while current management is in control of the Company. Lori Barland our sole officer and director is as of the date of this prospectus no participating in any other blank check business ventures. The sole officer and director will have absolute control over all matters requiring stockholder approval.   See "DIRECTORS, EXECUTIVE OFFICERS"

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

ADDED COSTS OF BEING A PUBLIC COMPANY MAY DELAY OR PRECLUDE ACQUISITION.  The Company will face the added costs of being a public company, including the costs associated with the disclosure and accounting controls that the company will be required to comply with under the Sarbanes-Oxley Act of 2002.   As such this may limit acquisition possibilities or cause the company to cease business prior to the completion of any acquisition.

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION REFLECTING THAT WE MAY HAVE DIFFICULTY CONTINUING OPERATIONS.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might reduce the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION MAY LIMIT BUSINESS COMBINATIONS. We have neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by us. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION MAY LIMIT FUTURE BUSINESS. Our proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, our activities will be limited to those engaged in by the business opportunity which we merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

POSSIBLE INVESTMENT COMPANY ACT REGULATION MAY INCREASE COSTS. Although we will be subject to regulation under the Securities Exchange Act of 1933, we believe will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT MAY RESULT IN UNCERTAIN MANAGEMENT FUTURE. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest. Any such business combination may require our management to sell or transfer all or a portion of the common stock held by them, or resigns as members of the Board of Directors of the Company. The resulting change in control of could result in removal of our present officer and director, and a corresponding reduction in or elimination of his participation in our future affairs.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION MAY RESULT IN DILUTION. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in our issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and would most likely result in a change in control or management.

DISADVANTAGES OF BLANK CHECK OFFERING MAY DISCOURAGE BUSINESS COMBINATIONS. We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors. These securities laws primarily relate to provisions regarding the registration of securities which require full disclosure of our business, management and financial statements. Any entity that enters into a business combination with us will be required to comply with the various federal and state securities laws, including laws and regulations relating to the registration of securities.  In addition the blank check company may be required to meet reporting requirements for up to 18 months prior to the completion of an acquisition and investors will have no access to their shares or any method of liquidity until such acquisition and reconfirmation offering is completed.

FEDERAL AND STATE TAXATION OF BUSINESS COMBINATION MAY DISCOURAGE BUSINESS COMBINATIONS. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. We believe that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

BLUE SKY CONSIDERATIONS MAY LIMIT SALES IN CERTAIN STATES. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and we have no current plans to register or qualify its shares in any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon new investors to purchase the securities which could reduce the size of the potential market. As a result of recent changes in federal law, non-issuer trading or resale of our securities is exempt from state registration or qualification requirements in most states. However, some states may continue to attempt to restrict the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for our securities to be a limited one.

BUSINESS ANALYSIS BY NON PROFESSIONALS MAY INCREASE THE RISK OF POOR ANALYSIS. Analysis of business operations will be undertaken by our sole officer and director who is not a professional business analyst. Thus the depth of such analysis may not be as great as if undertaken by a professional which increases the risk that any merger or acquisition candidate may not continue successfully.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property   As of June 30, 2010, we use a corporate office located at   3481 Golden Creek Cir., Riverton, UT 84065.  (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None for the period ended June 30, 2010.

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of July 31, 2011 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of July 31, 2011, there was 1 record holder of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.   SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION

We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. Our sole officer, director, promoter nor any affiliates thereof have not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this registration statement.

We have no full time employees. Ms. Barland has agreed to allocate a portion of her time to our activities, without compensation. We anticipate that our plan can be implemented by our officer devoting approximately 10 to 30 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

We are filing this registration statement on a voluntary basis because our primary attraction as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

Our Articles of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The primary method we will use to find potential merger or acquisition candidates will be word of mouth to locate companies which are looking to merge with a public shell. Ms. Barland will negotiate an acquisition on the basis of the best interests of the shareholders including himself.  Ms. Barland will not sell any of his shares until after the completion of the primary offering.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officer and director has not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of our officer, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. We will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merger with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

While not especially experienced in matters relating to the Acquired/Merged business, we will rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing the business purposes. It is not anticipated that any outside consultants or advisors, other than our legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, we have never used outside consultants or advisors in connection with a merger or acquisition.

We will not restrict our search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition. We do not have any plans to conduct any offerings under Regulation S.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders will no longer be in control of our Company. In addition, our director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that our principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Any terms of sale of the shares presently held by our officer and director will be also afforded to all our other shareholders on similar terms and conditions. The policy set forth in the preceding sentence is based on an understanding of management, and we are not aware of any circumstances under which this policy would change while he is still our officer and director. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax- free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code").

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated herein above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Our officer and shareholder has verbally agreed that she will advance any additional funds which may be needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no dollar cap on the amount of money which such persons will advance to us. We will not borrow any funds from anyone other than its current shareholder for the purpose of repaying advances made by the shareholder, and we will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

The Board of Directors has passed a resolution which prohibits us from completing an acquisition or merger with any entity in which our Officer, Director and principal shareholder or his affiliates or associates serve as officer or director or hold any ownership interest. We are not aware of any circumstances under which this policy, through their own initiative may be changed. The sole officer and director will have absolute control over all matters requiring stockholder approval.

There are no arrangements, agreements or understandings between non-management individuals and us under which non-management can conduct the Company's affairs.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2010 or July 31, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2010 or July 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

AMHEARST GLEN, INC.

(A Development Stage Company)

Financial Statements

For the period from the date of inception on September 29, 2009 to

June 30, 2010

AMHEARST GLEN, INC.

(A Development Stage Company)

Financial Statements

For the period from the date of inception on September 29, 2009 to

June 30, 2010

Page(s)
Report of Independent Registered Public Accounting Firm	F3

Balance Sheet as of June 30, 2010	F4

Statements of Operations for the period from September 29, 2009 (inception) to June 30, 2010	F5

Statement of Changes in Stockholders' (Deficit) Equity cumulative for the period from September 29, 2009 (inception) to June 30, 2010	F6

Statements of Cash Flows for the period from September 29, 2009 (inception) to June 30, 2010	F7

Notes to the Financial Statements	F8-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Amhearst Glen, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Amhearst Glen, Inc. (the Company), as of June 30, 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from the date of inception on September 29, 2009 to June 30, 2010 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010, and the results of its operations and cash flows for the period from the date of inception on September 29, 2009 to June 30, 2010 then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company,

May 20, 2011

Alameda, California

Amhearst Glen, Inc.
(A Development Stage Company)
Balance Sheet

June 30,
2010

Assets

Current assets
Cash and cash equivalents	$-
Total current assets	-

Total assets	$-

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$614
Accrued expense	2,500
Total current liabilities	3,114

Stockholders' (deficit) equity
Common stock, par value $.001 per share, 75,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2010	5,000
Additional paid in capital	200
Accumulated deficit	(8,314)
Total stockholders' equity (deficit)	(3,114)

Total liabilities and stockholders' equity (deficit)	$-

See accompanying notes to financial statements

Amhearst Glen, Inc.
(A Development Stage Company)
Statement of Operations

For the Period from Inception on September 29, 2009 to June 30, 2010

Revenue	$-
Cost of revenue	-
Gross profit	-

Operating expenses
General and administrative	8,314
Total operating expenses	8,314

Income from operations	(8,314)

Interest and other income, net	-

Income before income taxes	(8,314)

Provision for income taxes	-

Net income (loss)	$(8,314)

Net income per share of Class A and Class B common stock:
Basic and diluted	$(0.00)

Weighted average shares outstanding	5,000,000

See accompanying notes to financial statements

Amhearst Glen, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Beginning balance on September 29, 2009	-	$-	$-	$-	$-

Issuance of shares for cash	5,000,000	5,000	200	-	5,200
Net loss, period ended June 30, 2010	-	-	-	(8,314)	(8,314)

Ending balance on June 30, 2010	5,000,000	$5,000	$200	$(8,314)	$(3,114)

See accompanying notes to financial statements

Amhearst Glen, Inc.
(A Development Stage Company)
Statements of Cash Flows

For the Period from Inception on September 29, 2009 to June 30, 2010

Cash flows from operating activities
Net income (loss)	$(8,314)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Issuance of securities for services rendered	-
Changes operating assets and liabilities:
Accounts payable	614
Accrued expense	2,500

Net cash used in operating activities	(5,200)

Net cash used in investing activities	-

Cash flows from financing activities
Proceeds from issuance of common stock	5,200

Net cash provided by financing activities	5,200

Net change in cash	-

Cash and cash equivalent at beginning of year	-

Cash and cash equivalent at end of year	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of securities for services rendered	$-

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-
Cash paid for taxes	$-

See accompanying notes to financial statements

AMHEARST GLEN, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Inception Period from September 29, 2009To June 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Amhearst Glen, Inc. (A Development Stage Company) (hereinafter the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Nevada on September 29, 2009. The Company is a development stage company with the principal business objective of merging with or being acquired by another entity and is therefore a Blank-Check company. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

The primary activity of the Company currently involves seeking companies to merge or acquire. The Company has not selected any companies as acquisition targets and does not intend to limit potential candidates to particular locations. The Company’s plans are in the conceptual stage only.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, if any, is carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any accounts receivable. The above accounting policies will be adopted upon the Company has accounts receivable.

AMHEARST GLEN, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Inception Period from September 29, 2009To June 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5 - 7 years
Vehicles	5-10 years
Website/ Software	10-15 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

Capital Stock

The Company has authorized Seventy-Five Million (75,000,000) shares of common stock with a par value of $.001. As of June 30, 2010, Five Million (5,000,000) shares of common stock have been issued.

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Cost of Goods Sold

Since the Company is still in the development stage, formal applications of certain procedures have not been implemented. Generally, job costs include purchase price of properties as well as all direct materials, and labor costs and those indirect costs related to development and maintenance of the property prior to sale. Selling, general and administrative costs are charged to expense as incurred.

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses.

AMHEARST GLEN, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Inception Period from September 29, 2009To June 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Income Taxes

The Company recognizes the tax effects of transactions in the period or year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events,” which now resides with ASC 855, “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 140/166, “Accounting for Transfers of Financial Assets,” an amendment of FAS 140, which now resides with ASC 860, “Transfers and Servicing.” ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860 to have an impact on the Company’s results of operations, financial condition or cash flows.

Recently Issued Accounting Pronouncements (Continued)

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R),” which now resides with ASC 810, “Consolidation.” ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 810 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which now resided with ASC 105, “Generally Accepted Accounting Principles.” ASC 105 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105 to have an impact on the Company’s results of operations, financial condition or cash flows.

AMHEARST GLEN, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Inception Period from September 29, 2009To June 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On July 1,  2009,  Financial  Accounting  Standards  Board  ("FASB")  Accounting Standards  Codification(TM)  ("ASC")  became the sole  source of  authoritative Generally Accepted Accounting  Principles ("GAAP") literature  recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods  ending after  September  15, 2009.  Rules and interpretive releases of the Security Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except  for  applicable  SEC  rules  and  regulations  and a  limited  number of grandfathered standards, all other sources of GAAP for nongovernmental entities were  superseded  by the issuance of ASC.  ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

Recently Issued Accounting Pronouncements (Continued)

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our Consolidated Financial Statements.

NOTE B – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Currently the Company has yet to locate any merger of acquisition candidates. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

AMHEARST GLEN, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Inception Period from September 29, 2009To June 30, 2010

NOTE B – GOING CONCERN (CONTINUED)

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing.  The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE C – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period ended June 30, 2010 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

A reconciliation of income taxes computed at the statutory rate is as follows:

From Inception to June 30, 2010
Tax at statutory rate (35%)	$2,910
Increase in valuation allowance	(2,910)
Net deferred tax asset	$-

The net federal operating loss carry forward will expire in 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE D – COMMON STOCK

On September 29, 2009, Lori Barland, the Company’s officer and director, paid $5,200 for professional fees and organization costs for the incorporation of the Company with personal funds on behalf of the Company. Subsequently, she received reimbursement from the company through the issuance of 5,000,000 shares of common stock at $.001 per share. The price of the common stock issued to her was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed and possessed no material assets.

NOTE E – RELATED PARTY TRANSACTIONS

The issuance of common stock of 5,000,000 shares for $5,200 to Lori Barland was a related party transaction due to the fact that Lori Barland is the President/Secretary/Treasurer of the company. She is the company’s sole officer and director, and the company is currently operating out of the premises of Lori Barland on a rent-free basis for administrative purposes. There was no compensation to her for the period from the inception on September 29, 2009 to June 30, 2010. There is no written agreement or other material terms or arrangements relating to said arrangement.

The company does not currently have any conflicts of interest by or among its current officer, director, key employee or advisors. The company has not yet formulated a policy for handling conflicts of interest, however, the company intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

NOTE F – SUBSEQUENT EVENTS

Management has reviewed material subsequent events in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures required.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 30, 2010:

Name	Age	Position	Period of Service(1)

Lori Barland (2)	29	President, Secretary, Treasurer, and Director	Inception September 29, 2009 to Current

Notes:

(1) Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officer was appointed by our director and will hold office until resignation or removal from office.

(2) Lori Barland has outside interests and obligations to other than Amhearst Glen, Inc. She intends to spend approximately 10 to 30 hours per month on our business affairs.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Lori Barland, President, CEO, Secretary, Treasurer, CFO

Ms. Barland is an Assistant Vice President of Wealth Management at Smith Barney and has been since 2006.   Prior to that she was a Compliance Account Principal at WM Financial Services from 2002 to 2006 along with being a Broker Services Representative and Registered Bank Employee at the same firm.   Barland attended Salt Lake Community College from 1997 to 1998 and Westminster College from 2001 to 2002. Ms. Barland has no experience in identifying acquisition candidates for blank check companies.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.   EXECUTIVE COMPENSATION.

Lori Barland is our sole officer and director.  Ms. Barland does not receive any regular compensation for her services rendered on our behalf. Ms. Barland did not receive any compensation during the years ended June 30, 2010 and 2009.  No officer or director is required to make any specific amount or percentage of her business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class

Lori Barland	Common Stock	5,000,000	100%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 30, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of June 30, 2010, our Board of Directors consist solely of Lori Barland. She is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Company is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sam Kan & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $1,500 in 2009 and $2,250 for the 2010 fiscal year.

Audit-Related Fees

There were no fees billed by Sam Kan & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended June 30, 2010 and 2009, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Company for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2010 and 2009, respectively.

There were no fees billed by Sam Kan & Company for other products and services for the fiscal years ended June 30, 2010 and 2009, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Sam Kan & Company)

•	Balance Sheets at June 30, 2010

•	Statements of Operations from Sept. 19, 2009 to June 30, 2010.

•	Statements of Changes in Shareholders’ (Deficit) Equity for the period from Sept. 19, 2009 (Date of Inception) to June 30, 2010

•	Statements of Cash Flows from Sept. 19, 2009 to June 30, 2010

•	Notes to Financial Statements

2. Financial Statement Schedules.  Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

__________________

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amhearst Glen, Inc.

Date: August 30, 2011

By: /s/ Lori Barland
Lori Barland, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 30, 2011

By: /s/ Lori Barland
Lori Barland, President and Director
(Principal Executive Officer)

Date: August 30, 2011

By: /s/ Lori Barland
Lori Barland, Chief Financial Officer
(Principal Financial and Accounting Officer)